Form 10QSB
period 2007-06-30
SEWARD SCIENCES, INC.
filed 2007-08-13
CIK 1344299

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ].

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 125,000 shares of common stock, par value $.001 per share, outstanding as of August 10, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

SEWARD SCIENCES, INC.

- INDEX -

Page

PART I - FINANCIAL INFORMATION:

Condensed Balance Sheets	F-1
June 30, 2007 (Unaudited) and December 31, 2006

Condensed Statements of Operations (Unaudited)	F-2
Three and Six months ended June 30, 2007 and 2006 and the Period from August 12, 2005 (Inception) to June 30, 2007

Condensed Statement of Changes in Stockholders' Deficiency (Unaudited)	F-3
Period from August 12, 2005 (Inception) to June 30, 2007

Condensed Statements of Cash Flows (Unaudited)	F-4
Six months ended June 30, 2007 and 2006 and the Period from
August 12, 2005 (Inception) to June 30, 2007

Notes to the Unaudited Condensed Financial Statements	F-5

Item 2. Management's Discussion and Analysis or Plan of Operation	1

Item 3. Controls and Procedures	1

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	2

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	2

Item 3. Defaults Upon Senior Securities	2

Item 4. Submission of Matters to a Vote of Security Holders	2

Item 5. Other Information	2

Item 6. Exhibits	2

Signatures	4

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SEWARD SCIENCES, INC.
(A Development Stage Company)

Condensed Balance Sheets

	June 30, 2007 (Unaudited)	December 31, 2006 (Note 1)
ASSETS
Cash	$3,126	$4,476

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accrued expenses	$24,472	$15,057

Noncurrent liabilities:
Accrued interest - related party	3,983	2,345
Notes payable - related party	76,491	51,924

Total liabilities	104,946	69,326

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	-	-
Common stock, $.001 par value; 75,000,000 shares authorized; 125,000 shares
issued and outstanding	125	125
Additional paid-in capital	4,875	4,875
Deficit accumulated during the development stage	(106,820)	(69,850)

Total stockholders’ deficiency	(101,820)	(64,850)

Totals	$3,126	$4,476

See notes to unaudited condensed financial statements.

SEWARD SCIENCES, INC.
(A Development Stage Company)

Condensed Statements of Operations (Unaudited)

					Period from
	Three months ended		Six months ended		August 12, 2005
	June 30,		June 30,		(Inception) to
	2007	2006	2007	2006	June 30, 2007

Operating expenses and loss from operations:
General and administrative	$16,519	$7,183	$35,332	$18,172	$102,837

Loss from operations	(16,519)	(7,183)	(35,332)	(18,172)	(102,837)

Interest expense	885	470	1,638	853	3,983

Net loss	$(17,404)	$(7,653)	$(36,970)	$(19,025)	$(106,820)

Basic and diluted net loss per common share	$(0.14)	$(0.06)	$(0.30)	$(0.15)

Weighted average common shares outstanding	125,000	125,000	125,000	125,000

See notes to unaudited condensed financial statements.

SEWARD SCIENCES, INC.
(A Development Stage Company)

Condensed Statement of Changes in Stockholders’ Deficiency (Unaudited)
Period from August 12, 2005 (Inception) to June 30, 2007

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Issuance of common stock to
founders in August 2005
at $.04 per share	125,000	$125	$4,875		$5,000

Net loss				$(32,188)	(32,188)

Balance - December 31, 2005	125,000	125	4,875	(32,188)	(27,188)

Net loss				(37,662)	(37,662)

Balance - December 31, 2006	125,000	125	4,875	(69,850)	(64,850)

Net loss				(36,970)	(36,970)

Balance - June 30, 2007	125,000	$125	$4,875	$(106,820)	$(101,820)

See notes to unaudited condensed financial statements.

SEWARD SCIENCES, INC.
(A Development Stage Company)

Condensed Statements of Cash Flows (Unaudited)

	Six months ended June 30, 2007	Six months ended June 30, 2006	Period from August 12, 2005 (Inception) to June 30, 2007
Cash flows from operating activities:
Net loss	$(36,970)	$(19,025)	$(106,820)
Adjustments to reconcile net loss to net cash from operating activities:
Changes in:
Accrued expenses	9,415	991	24,472
Expenses paid by related party satisfied through the issuance of notes	24,567	17,181	76,491
Accrued interest - related party	1,638	853	3,983

Net cash used in operating activities	(1,350)	-	(1,874)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	5,000

Net (decrease)/increase in cash	(1,350)	-	3,126
Cash, beginning of period	4,476	4,476	-

Cash, end of period	$3,126	$4,476	$3,126

See notes to unaudited condensed financial statements.

SEWARD SCIENCES, INC.
(A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements
June 30, 2007

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

The Company's primary activities since incorporation have been organizational activities relating to the Company’s formation and the filing of a registration statement under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which became effective in January 2006. The Company has not generated any revenues from these activities and, accordingly, it is in the development stage.

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

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly-held corporation. The Company’s principal business objective for the 12 months subsequent to June 30, 2007 and beyond such time will be to achieve long-term growth potential through a combination with a business (“Business Combination”) rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and thus may acquire any type of business. The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company.

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
June 30, 2007

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

Loss per common share:

Basic earnings (loss) per common share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. There were no potentially dilutive securities outstanding  from the Company's inception through June 30, 2007.

 Note 3 - Related Party Transactions:

Notes payable:

On August 14, 2005, the Company issued a 5% promissory note payable to Paramount BioCapital Investments, LLC (“Paramount”), an affiliate of a significant stockholder of the Company. This note and all accrued interest matures on August 14, 2008 or earlier if certain events occur. The note payable was issued to Paramount for future expenses that it has since paid on behalf of the Company. As of June 30, 2007 and December 31, 2006, the principal balance of this note was $31,340. On December 31, 2006 this note was assigned to Paramount BioSciences, LLC (“PBS”), an affiliate of a significant stockholder of the Company.

On January 30, 2006, the Company issued a 5% promissory note payable to PBS. This note and all accrued interest matures on January 30, 2009 or earlier if certain events occur. The note payable was issued to PBS for future expenses that it has since paid on behalf of the Company. As of June 30, 2007 and December 31, 2006, the principal balance of this note is $45,151 and $20,584, respectively.

Office space and administrative services:

Effective January 1, 2006, the Company began accruing a monthly fee of $1,000 charged by PBS for certain management services.

SEWARD SCIENCES, INC.
(A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements
June 30, 2007

Note 4 - Subsequent Events:

On July 20, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger”) with Mt. Cook Pharma, Inc. ("Mt. Cook"), a Delaware corporation, pursuant to which a wholly−owned subsidiary of the Company will merge with and into Mt. Cook in a “recapitalization” of Mt. Cook. Mt. Cook is a privately−held clinical-stage biopharmaceutical company that seeks to fulfill selected, significant unmet medical needs in the therapeutic areas of urologic conditions, central nervous system, pain and cardiovascular disease. Mt. Cook has not generated any significant revenues as of December 31, 2006 and, accordingly, it is also in the development stage. For accounting purposes, the Merger will be accounted for as an acquisition of the Company and a recapitalization of Mt. Cook. Mt. Cook will be the surviving company. The historical financial statements presented will be those of Mt. Cook  as a combined entity with the Company. The net assets and liabilities will be recorded initially at their book values. No intangibles will be recorded as part of the transaction.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation. Seward Sciences, Inc. (“we”, “our”, “us” or the “Company”) has not realized any revenues from operations since August 12, 2005 (inception), and its plan of operation for the next twelve months shall be to consummate the Merger (defined below) with Mt. Cook Pharma, Inc. (“Mt. Cook”), or, in the event the Merger is not consummated to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The Company had entered into an Agreement and Plan of Merger dated as of February 13, 2007 by and among the Company, Seward Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company, and Ariston Pharmaceuticals, Inc. (“Ariston”), a Delaware corporation, pursuant to which Seward Acquisition Corp. would merge with and into Ariston and Ariston would become a wholly-owned subsidiary of the Company. On April 13, 2007, the parties to the merger agreement voluntarily terminated the merger agreement, pursuant to Section 7.1(b) of the merger agreement, due to the failure to consummate the merger by March 31, 2007.

On July 20, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Mt. Cook, a Delaware corporation, pursuant to which a wholly-owned subsidiary of the Company will merge with and into Mt. Cook and Mt. Cook will survive as the wholly-owned subsidiary of the Company (the “Merger”). The Company and Mt. Cook intend to begin preparation of agreements necessary to consummate the Merger. There can be no assurances that the Merger or any similar transaction contemplated under the terms of the Merger Agreement will ever be consummated.

Liquidity and Capital Resources. As of June 30, 2007, the Company had assets equal to $3,126 consisting exclusively of cash. The Company incurred a net loss of $106,820 for the period from August 12, 2005 (inception) to June 30, 2007. Combined with the fact that the Company has a working capital deficiency of $21,346 and a deficit accumulated during the development stage of $106,820 as of June 30, 2007, it is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from August 12, 2005 (inception) to June 30, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

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

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

1

Changes in internal controls.

There have been no changes in our internal controls or in other factors during our most recent fiscal quarter that could significantly affect these controls and procedures during the quarterly period ended June 30, 2007.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information.

The Company entered into an Agreement and Plan of Merger dated as of February 13, 2007 by and among the Company, Seward Acquisition Corp., a Delaware corporation and a newly-formed, wholly-owned subsidiary of the Company, and Ariston Pharmaceuticals, Inc. (“Ariston”), a Delaware corporation, pursuant to which Seward Acquisition Corp. would merge with and into Ariston and Ariston would become a wholly-owned subsidiary of the Company. On April 13, 2007, the parties to the merger agreement voluntarily terminated the merger agreement, pursuant to Section 7.1(b) of the merger agreement, due to the failure to consummate the merger by March 31, 2007. Seward Acquisition Corp., the Company’s wholly-owned subsidiary was formed on February 13, 2007 and remains in existence, even though the contemplated transaction with Ariston was terminated. Since inception, Seward Acquisition Corp. has not had any significant assets, liabilities or revenue and expenses.

On July 20, 2007, the Company entered into the Merger Agreement with Mt. Cook, pursuant to which a wholly-owned subsidiary of the Company will merge with and into Mt. Cook and Mt. Cook will survive as the wholly-owned subsidiary of the Company.

Mt. Cook is a privately-held clinical-stage biopharmaceutical company that seeks to fulfill selected, significant unmet medical needs in the therapeutic areas of urologic conditions, central nervous system, pain and cardiovascular disease. Mt. Cook is a development stage company and has not generated any significant revenues as of December 31, 2006.

The Company and Mt. Cook intend to begin preparation of agreements necessary to consummate the Merger. There can be no assurances that the Merger or any similar transaction contemplated under the terms of the Merger Agreement will ever be consummated.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit No.	Description

*2.1	Agreement and Plan of Merger by and among Seward Sciences, Inc., Seward Acquisition Corp. and Mt. Cook Pharma, Inc., dated July 20, 2007.

2

**3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on August 12, 2005.

**3.2	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 25, 2007, and incorporated herein by this reference.

**	Filed as an exhibit to the Company's Registration Statement on Form 10-SB/A, as filed with the Securities and Exchange Commission on December 30, 2005, and incorporated herein by this reference.

3

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2007	SEWARD SCIENCES, INC.

By: /s/ Michael Weiser Name: Michael Weiser Title: President

4